Form 10-K
period 2003-12-31
HYUNDAI ABS FUNDING CORP
filed 2004-03-30
CIK 1260125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Hyundai ABS Funding Corporation
               (Exact Name of Registrant as Specified in Charter)

          Delaware                    333-108545                   33-0978453
(State or Other Jurisdiction         (Commission               (I.R.S. Employer
     of Incorporation)               File Number)            Identification No.)

10550 Talbert Avenue, Fountain Valley, California                        92708
     (Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number including area code                 (714) 594-1579

Securities registered pursuant to Section 12(b) of the Act:             None
Securities registered pursuant to Section 12(g) of the Act:             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 'SS' 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

PART I

Item 1. Business

Not applicable, in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances (collectively, the "Relief Letters").

Item 2. Properties

Not applicable in reliance on the Relief Letters.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data

Not applicable in reliance on the Relief Letters.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable in reliance on the Relief Letters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable in reliance on the Relief Letters.

Item 8. Financial Statements and Supplementary Data

Not applicable in reliance on the Relief Letters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable in reliance on the Relief Letters.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

Not applicable.

Item 15. Principal Accounting Fees and Services

Not applicable.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) Not applicable.

     (2) Not applicable.

     (3) Exhibits:

Exhibit No.                   Exhibit
-----------                   -------
    99.1      Annual servicer statement of compliance
    99.2      Certification Pursuant to the Sarbanes-Oxley Act of 2002

(b)  Current Reports on Form 8-K during the year ended December 31, 2003.

Date                            Items Reported
----                            --------------
December 17, 2003   Monthly servicer's report and exhibits
January 12, 2004    Monthly servicer's report

(c)  Exhibits to this report are listed in Item 16(a)(3) above.

(d)  Not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  March 30, 2004                  HYUNDAI ABS FUNDING CORPORATION
                                        By: Hyundai Motor Finance Company, as
                                            Servicer


                                        By:   /s/ David A. Hoeller
                                            ------------------------------------
                                        Name:  David A. Hoeller
                                        Title: Vice President, Finance

                                  EXHIBIT INDEX

Exhibit No.                   Exhibit
-----------                   -------
    99.1      Annual servicer statement of compliance
    99.2      Certification Pursuant to the Sarbanes-Oxley Act of 2002

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'