Form 10-K
period 2004-12-31
HYUNDAI ABS FUNDING CORP
filed 2005-03-29
CIK 1260125

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Hyundai ABS Funding Corporation

(Exact Name of Registrant as Specified in Charter)

Delaware	333-108545	33-0978453
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation)	File Number)	Identification No.)

10550 Talbert Avenue, Fountain Valley, California	92708
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number including area code	(714) 594-1579

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

PART I

Item 1.   Business

Not applicable, in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances (collectively, the “Relief Letters”).

Item 2.   Properties

Not applicable in reliance on the Relief Letters.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

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

Item 9A. Controls and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable in reliance on the Relief Letters.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     (1) Not applicable.
         (2) Not applicable.
         (3) Exhibits:

Exhibit No.	Exhibit
99.1	Annual servicer statement of compliance
99.2	Certification Pursuant to the Sarbanes-Oxley Act of 2002
99.3	Annual Independent Accountant’s Servicing Report

(b)    Current Reports on Form 8-K during the year ended December 31, 2004.

Date	Items Reported
November 16, 2004	Monthly servicer's report and exhibits
December 16, 2004	Monthly servicer's report and exhibits
January 18, 2005	Monthly servicer's report and exhibits
February 16, 2005	Monthly servicer's report and exhibits

(c)    Exhibits to this report are listed in Item 15(a)(3) above.

(d)    Not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2005	HYUNDAI ABS FUNDING CORPORATION By: Hyundai Motor Finance Company, as Servicer

By: /s/ David A. Hoeller Name: David A. Hoeller Title: Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Exhibit
99.1	Annual servicer statement of compliance
99.2	Certification Pursuant to the Sarbanes-Oxley Act of 2002
99.3	Annual Independent Accountant’s Servicing Report