Form 10-K
period 2010-12-31
HYUNDAI ABS FUNDING CORP; Hyundai Auto Receivables Trust 2010-B
filed 2011-03-30
CIK 1260125, 1498673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-K
——————

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

Commission File Number of Issuing Entity  333-144832-05

Hyundai Auto Receivables Trust 2010-B
(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Depositor  333-144832

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No

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

Item 1117 of Regulation AB.  Legal Proceedings.

No legal proceedings are pending or known to be contemplated by governmental authorities against any of Hyundai Capital America (the “Sponsor” and “Servicer”), Hyundai ABS Funding Corporation (the “Depositor”), Wells Fargo Bank, National Association (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2010-B (the “Issuing Entity”), or of which any property of the foregoing is the subject, that are material to holders of the asset-backed notes or the certificates.

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

Exhibit No.

3.1
Amended and Restated Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398)

3.2
Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398)

4.1
Amended and Restated Trust Agreement, dated as of August 26, 2010, by and between Hyundai ABS Funding Corporation, as depositor, Wilmington Trust Company, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

4.2
Indenture, dated as of August 26, 2010, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

10.1
Receivables Purchase Agreement, dated as of August 26, 2010, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding Corporation, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

10.2
Sale and Servicing Agreement, dated as of August 26, 2010, by and among the Issuing Entity, as issuer, Hyundai ABS Funding Corporation, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

10.3
Owner Trust Administration Agreement, dated as of August 26, 2010, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assertion of Compliance (Wells Fargo Bank, National Association)

34.1	Attestation Report of KPMG LLP on Management’s Assertion of Compliance with Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of KPMG LLP on Management’s Assertion of Compliance relating to Wells Fargo Bank, National Association

35.1	Annual Servicer’s Compliance Certificate