Form 10-K
period 2011-12-31
HYUNDAI ABS FUNDING CORP; Hyundai Auto Receivables Trust 2010-B
filed 2012-03-28
CIK 1260125, 1498673

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Servicer and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an "Attestation Report") by one or more independent registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither the Servicer’s Servicing Report nor the Servicer’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Servicer. The Servicing Report prepared by the Indenture Trustee identified two material instances of noncompliance. Those material instances of noncompliance are as follows:

• With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

• With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

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
Name: Min Sok Randy Park Title: President and Secretary (senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398)
3.2	Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398)
4.1	Amended and Restated Trust Agreement, dated as of August 26, 2010, by and between Hyundai ABS Funding Corporation, as depositor, Wilmington Trust Company, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)
4.2	Indenture, dated as of August 26, 2010, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)
10.1	Receivables Purchase Agreement, dated as of August 26, 2010, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding Corporation, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)
10.2	Sale and Servicing Agreement, dated as of August 26, 2010, by and among the Issuing Entity, as issuer, Hyundai ABS Funding Corporation, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)
10.3	Owner Trust Administration Agreement, dated as of August 26, 2010, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)
31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)
33.2	Assessment of Compliance with the Applicable Servicing Criteria (Wells Fargo Bank, National Association)
34.1	Attestation Report of KPMG LLP on Management’s Assertion of Compliance with Regulation AB Criteria relating to Hyundai Capital America
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with the Applicable Servicing Criteria relating to Wells Fargo Bank, National Association
35.1	Annual Servicer’s Compliance Certificate