Form 10-K
period 2011-12-31
HYUNDAI ABS FUNDING CORP; Hyundai Auto Receivables Trust 2011-A
filed 2012-03-28
CIK 1260125, 1509333

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

Commission File Number of Issuing Entity 333-168518-01

Hyundai Auto Receivables Trust 2011-A

(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Depositor 333-168518

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

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending or known to be contemplated by governmental authorities against any of Hyundai Capital America (the “Sponsor” and “Servicer”), Hyundai ABS Funding Corporation (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2011-A (the “Issuing Entity”), or of which any property of the foregoing is the subject, that are material to holders of the asset-backed notes or the certificates.

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

By: /s/ MIN SOK RANDY PARK
Name: Min Sok Randy Park
Title: President and Secretary
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on September 28, 2010, File No. 333-168518)
3.2	Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation filed with the Securities and Exchange Commission on September 28, 2010, File No. 333-168518)
4.1	Amended and Restated Trust Agreement, dated as of January 27, 2011 by and between Hyundai ABS Funding Corporation, as depositor, Wilmington Trust Company, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on January 27, 2011, File No. 333-168518-01)
4.2	Indenture, dated as of January 27, 2011, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on January 27, 2011, File No. 333-168518-01)
10.1	Receivables Purchase Agreement, dated as of January 27, 2011, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding Corporation, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on January 27, 2011, File No. 333-168518-01)
10.2	Sale and Servicing Agreement, dated as of January 27, 2011, by and among the Issuing Entity, as issuer, Hyundai ABS Funding Corporation, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on January 27, 2011, File No. 333-168518-01)
10.3	Owner Trust Administration Agreement, dated as of January 27, 2011, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on January 27, 2011, File No. 333-168518-01)
31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)
33.2	Management’s Assertion of Compliance (Citibank, N.A.)
34.1	Attestation Report of KPMG LLP on Management’s Assertion of Compliance with Regulation AB Criteria relating to Hyundai Capital America
34.2	Attestation Report of KPMG LLP on Management’s Assertion of Compliance relating to Citibank, N.A.
35.1	Annual Servicer’s Compliance Certificate