Form 10-K
period 2012-12-31
HYUNDAI ABS FUNDING CORP; Hyundai Auto Receivables Trust 2010-A
filed 2013-03-28
CIK 1260125, 1490470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-K
——————

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Dated: March 28, 2013	HYUNDAI ABS FUNDING CORPORATION

	By:	/s/ Min Sok Randy Park
Name: Min Sok Randy Park
Title: President and Secretary
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398

3.2	Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398)

4.1	Amended and Restated Trust Agreement, dated as of May 13, 2010 by and between Hyundai ABS Funding Corporation, as depositor, Wilmington Trust Company, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on May 14, 2010, File No. 333-144832-04)

4.2	Indenture, dated as of May 13, 2010, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on May 14, 2010, File No. 333-144832-04)

10.1	Receivables Purchase Agreement, dated as of May 13, 2010, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding Corporation, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on May 14, 2010, File No. 333-144832-04)

10.2	Sale and Servicing Agreement, dated as of May 13, 2010, by and among the Issuing Entity, as issuer, Hyundai ABS Funding Corporation, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on May 14, 2010, File No. 333-144832-04)

10.3	Owner Trust Administration Agreement, dated as of May 13, 2010, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on May 14, 2010, File No. 333-144832-04)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assertion of Compliance (Citibank, N.A.)

34.1	Attestation Report of KPMG LLP on Management’s Assertion of Compliance with Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of KPMG LLP on Management’s Assertion of Compliance relating to Citibank, N.A.

35.1	Annual Servicer’s Compliance Certificate