Form 10-K/A
period 2012-12-31
HYUNDAI ABS FUNDING CORP; Hyundai Auto Receivables Trust 2010-B
filed 2014-01-22
CIK 1260125, 1498673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 28, 2013 (the “Original Filing”) and is being filed solely for the purposes of amending and restating Exhibit 33.2 (Assessment of Compliance with the Applicable Servicing Criteria (Wells Fargo Bank, National Association)) and Exhibit 34.2 (Attestation Report of KPMG LLP on Assessment of Compliance with the Applicable Servicing Criteria relating to Wells Fargo Bank, National Association) to the Original Filing.

We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

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

Dated: January 22, 2014	HYUNDAI ABS FUNDING CORPORATION

	By:	/s/ Min Sok Randy Park
Name: Min Sok Randy Park
Title: President and Secretary
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398)

3.2	Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation filed with the Securities and Exchange Commission on July 30, 2004, File No. 333-117398)

4.1	Amended and Restated Trust Agreement, dated as of August 26, 2010, by and between Hyundai ABS Funding Corporation, as depositor, Wilmington Trust Company, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

4.2	Indenture, dated as of August 26, 2010, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

10.1	Receivables Purchase Agreement, dated as of August 26, 2010, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding Corporation, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

10.2	Sale and Servicing Agreement, dated as of August 26, 2010, by and among the Issuing Entity, as issuer, Hyundai ABS Funding Corporation, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

10.3	Owner Trust Administration Agreement, dated as of August 26, 2010, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010, File No. 333-144832-05)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)*

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Wells Fargo Bank, National Association)

34.1	Attestation Report of KPMG LLP on Management’s Assertion of Compliance with Regulation AB Criteria relating to Hyundai Capital America*

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with the Applicable Servicing Criteria relating to Wells Fargo Bank, National Association

35.1	Annual Servicer’s Compliance Certificate*

*	Previously filed as an exhibit to the Form 10-K filed with the Commission on March 28, 2013.