Form 10-K
period 2013-12-31
HYUNDAI ABS FUNDING CORP; Hyundai Auto Receivables Trust 2013-B
filed 2014-03-28
CIK 1260125, 1578131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————

FORM 10-K

——————

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number of Issuing Entity 333-185213-02

Hyundai Auto Receivables Trust 2013-B

(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Depositor 333-185213

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

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending or known to be contemplated by governmental authorities against any of Hyundai Capital America (the “Sponsor” and “Servicer”), Hyundai ABS Funding Corporation (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2013-B (the “Issuing Entity”), or of which any property of the foregoing is the subject, that are material to holders of the asset-backed notes or the certificates.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Servicer and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by one or more independent registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports prepared by any of the Servicing Parties, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

Dated: March 28, 2014	HYUNDAI ABS FUNDING CORPORATION

	By:	/s/ Min Sok Randy Park
Name: Min Sok Randy Park
Title: President and Secretary
(senior officer in charge of securitization of
the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on December 14, 2012, File No. 333-185213)

3.2	Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on December 14, 2012, File No. 333-185213)

4.1	Amended and Restated Trust Agreement, dated as of June 27, 2013 by and between Hyundai ABS Funding Corporation, as depositor, Wilmington Trust, National Association, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

4.2	Indenture, dated as of June 27, 2013, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.1	Receivables Purchase Agreement, dated as of June 27, 2013, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding Corporation, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.2	Sale and Servicing Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai ABS Funding Corporation, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.3	Owner Trust Administration Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assertion Report on Assessment for Compliance with Applicable Servicing Criteria (U.S. Bank National Association)

34.1	Attestation Report of KPMG LLP on Management’s Assessment on Compliance with Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of Ernst & Young, LLP on Management’s Assertion Report on Assessment for Compliance with Applicable Servicing Criteria relating to U.S. Bank National Association

35.1	Annual Servicer’s Compliance Certificate