Form 10-K
period 2016-12-31
HYUNDAI ABS FUNDING LLC; Hyundai Auto Receivables Trust 2014-B
filed 2017-03-22
CIK 1260125, 1604862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

Commission File Number of Issuing Entity 333-185213-05
Central Index Key Number of Issuing Entity 0001604862

Hyundai Auto Receivables Trust 2014-B
(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Depositor 333-185213
Central Index Key Number of Depositor 0001260125

Hyundai ABS Funding, LLC
(Exact Name of Depositor as Specified in its Charter)

Central Index Key Number of Sponsor 0001541028

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Item 1B. Unresolved Staff Comments

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K.

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6. Selected Financial Data.
(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8. Financial Statements and Supplementary Data.
(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A. Controls and Procedures.

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

Item 1117 of Regulation AB. Legal Proceedings.

The Indenture Trustee is Citibank, N.A., a national banking association and wholly owned subsidiary of Citigroup Inc., a Delaware corporation. Citibank, N.A. performs as Indenture Trustee through the Agency and Trust line of business, a part of Issuer Services. Citibank, N.A. has primary corporate trust offices located in both New York and London. Citibank, N.A. is a leading provider of corporate trust services offering a full range of agency, fiduciary, tender and exchange, depositary and escrow services. As of the end of the fourth quarter of 2016, Citibank's Agency and Trust group manages in excess of $4.9 trillion in fixed income and equity investments on behalf of over 2,500 corporations worldwide. Since 1987, Citibank Agency and Trust has provided corporate trust services for asset-backed securities containing pool assets consisting of airplane leases, auto loans and leases, boat loans, commercial loans, commodities, credit cards, durable goods, equipment leases, foreign securities, funding agreement backed note programs, truck loans, utilities, student loans and commercial and residential mortgages. As of the end of the fourth quarter of 2016, Citibank, N.A. acts as indenture trustee and/or paying agent for approximately 217 various asset backed trusts supported by either auto loans or leases or equipment loans or leases.

Citibank, N.A. ("Citibank") is acting as Indenture Trustee of these ABS transactions. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the "Trust Indenture Act"), breach of contract, breach of fiduciary duty and negligence based on Citibank's alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs' original state court action. Citibank's motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York's Streit Act (the "Streit Act"). Citibank's motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank's motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. Citibank filed a motion to dismiss the amended complaint on September 9, 2016, and all briefing on the motion was completed as of October 21, 2016. We await a decision from the Court.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants' joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank's motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court's dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank's ability to perform its duties as Indenture Trustee under the Sale and Servicing Agreements for these ABS transactions.

No other legal proceedings are pending, and no legal proceedings are known to be contemplated by governmental authorities, against any of Hyundai Capital America (the “Sponsor” and “Servicer”), Hyundai ABS Funding, LLC (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2014-B (the “Issuing Entity”), or of which any property of the foregoing is the subject, that are material to holders of the asset-backed notes or the certificates.

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

Item 16. Form 10–K Summary.

Not applicable.

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

Dated: March 22, 2017	HYUNDAI ABS FUNDING, LLC

By:	/s/ Charley Changmin Yoon
Name: Charley Changmin Yoon
Title: President and Secretary
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Certificate of Formation of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on December 23, 2015, File No. 333-205844)

3.2	Limited Liability Company Agreement of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on December 23, 2015, File No. 333-205844)

4.1	Amended and Restated Trust Agreement, dated as of May 14, 2014 by and between Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor, Wilmington Trust, National Association, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on May 15, 2014, File No. 333-185213-05)

4.2	Indenture, dated as of May 14, 2014, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on May 15, 2014, File No. 333-185213-05)

10.1	Receivables Purchase Agreement, dated as of May 14, 2014, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on May 15, 2014, File No. 333-185213-05)

10.2	Sale and Servicing Agreement, dated as of May 14, 2014, by and among the Issuing Entity, as issuer, Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on May 15, 2014, File No. 333-185213-05)

10.3	Owner Trust Administration Agreement, dated as of May 14, 2014, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on May 15, 2014, File No. 333-185213-05)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with SEC Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assessment of Compliance (Citibank, N.A.)

34.1	Attestation Report of KPMG LLP on Management’s Assessment on Compliance with SEC Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of KPMG LLP on Management’s Assessment of Compliance relating to Citibank, N.A.

35.1	Annual Servicer’s Compliance Certificate